Form 10QSB
period 2000-04-30
POINT BLANK CONCEPTS INC
filed 2000-06-16
CIK 1108310

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2000
Commission file no.   0-29779


                           Point Blank Concepts, Inc.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                        65-0981248
------------------------------------               -----------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                         Identification No.)

354 Brazilian Avenue, #5
Palm Beach, Florida                                        33480
-------------------------------------              -----------------------
(Address of principal executive offices)                (Zip Code)


Issuer's telephone number:(561) 832-7835

Securities to be registered under Section 12(b) of the Act:


     Title of each class                                Name of each exchange
                                                          on which registered

         None                                                   None
-----------------------------------                 ----------------------------

Securities to be registered under Section 12(g) of the Act:

                    Common Stock, $.0001 par value per share
            --------------------------------------------------------
                                (Title of class)

     Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   X                No
                        ---                 ---

         As of April 30, 2000, there are 5,500,000 shares of voting stock of the registrant issued and outstanding.


                                     PART I

Item 1. Financial Statements






POINT BLANK CONCEPTS, INC.


TABLE OF CONTENTS



                                                                           Page

Accountants' Review Report                                                 F-1

Balance Sheet                                                              F-2

Statement of Operations and Deficit Accumulated
    During the Development Stage                                           F-3

Statement of Changes in Stockholders' Equity                               F-4

Statement of Cash Flows                                                    F-5

Notes to Financial Statements                                              F-6

                               Dorra Shaw & Dugan
                          Certified Public Accountants




INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders
Point Blank Concepts, Inc.
Palm Beach, Florida


We have reviewed the accompanying balance sheet of Point Blank Concepts, Inc. (a Florida corporation and a development stage company) as of April 30, 2000, and the related statements of Operations and Deficit accumulated during the development stage, changes in stockholders' equity, and Cash Flows for the period February 15, 2000 (date of inception) to April 30, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Point Blank Concepts, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based upon our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plan regarding those matters also are described in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Dorra Dugan & Shaw
Certified Public Accountants
June 12, 2000




                     270 South County Road * Palm Beach, FL
                   33480 Telephone (561) 822-9955 * Fax (561)
                                    832-7580
                              Website: dsd-cpa.com
                                       F-1

POINT BLANK CONCEPTS, INC.
(A Development Stage Company)

BALANCE SHEET





April 30,                                                                                 2000
------------------------------------------------------------------------------  ---------------

ASSETS

Current Assets:
     Cash                                                                       $          570
---- -------------------------------------------------------------------------  ---------------

TOTAL CURRENT ASSETS                                                                       570
------------------------------------------------------------------------------  ---------------

                                                                                $          570
---- -------------------------------------------------------------------------  ---------------


LIABILITIES

Current Liabilities:
     Accrued expenses                                                           $            -
---- -------------------------------------------------------------------------  ---------------

TOTAL CURRENT LIABILITIES                                                                    -
------------------------------------------------------------------------------  ---------------

                                                                                             -
---- -------------------------------------------------------------------------  ---------------


STOCKHOLDERS' EQUITY

     Common stock - $.0001 par value - 50,000,000 shares authorized
           5,500,000 shares issued and outstanding                                         550
     Preferred stock - no par value - 10,000,000 shares authorized
           No shares issued and outstanding                                                  -
     Additional paid-in-capital                                                          3,050
     Deficit accumulated during the development stage                                   (3,030)
---- -------------------------------------------------------------------------  ---------------

TOTAL STOCKHOLDERS' EQUITY                                                                 570
------------------------------------------------------------------------------  ---------------

                                                                                $          570
---- -------------------------------------------------------------------------  ---------------



                 See Accompanying Notes to Financial Statements
                                       F-2

POINT BLANK CONCEPTS, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
                                           ACCUMULATED DURING THE
                                                DEVELOPMENT STAGE




For the period February 15, 2000 (date of inception) to April 30,                          2000
------------------------------------------------------------------------------  ----------------
Revenues                                                                        $             -
------------------------------------------------------------------------------  ----------------


Operating expenses:
                                                Professional fees $     3,000
                                                     Bank charges          30
                                                                                          3,030
--- --------------------------------------------------------------------------  ----------------

Loss before income taxes                                                                 (3,030)
Income  taxes                                                                                 -
------------------------------------------------------------------------------  ----------------

Net loss                                                                                 (3,030)
------------------------------------------------------------------------------  ----------------

Deficit accumulated during
                           the development stage - April 30, 2000               $        (3,030)
--- --------------------------------------------------------------------------  ----------------

Net loss per share                                                              $       (0.0006)
------------------------------------------------------------------------------  ----------------






                 See Accompanying Notes to Financial Statements
                                       F-3

POINT BLANK CONCEPTS,
INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY





For the period February 15, 2000 (date of inception) to April 30,                                                          2000
------------------------------------------------------------------------------- ------------------------------- ---------------
                                                                                  Additional
                                             Number of   Preferred    Common       Paid - In     Accumulated
                                                Shares     Stock       Stock        Capital        Deficit           Total
                                    ------------------ ----------- ------------- ------------- ------------------ --------------

Issuance of Common Stock:
                  February 15, 2000         5,500,000  $      -    $     550    $     3,050    $              -   $      3,600

Net Loss                                                      -            -              -              (3,030)        (3,030)

----------------------------------- ------------------ ----------- ------------- ------------- ------------------ ---------------

                                            5,500,000  $      -    $     550    $      3,050   $         (3,030)  $        570
--- ------------------------------- ------------------ ----------- ------------- ------------- ------------------ ---------------









                 See Accompanying Notes to Financial Statements
                                       F-4

POINT BLANK CONCEPTS, INC.
(A Development Stage Company)

Statement of Cash Flows





For the period February 15, 2000 (date of inception) to April 30,                          2000
------------------------------------------------------------------------------- ----------------

Operating Activities:
   Net loss                                                                     $    (3,030)
    Adjustments to reconcile net loss to net cash
                provided by operating activities:
                                     Increase in:
            Issuance of common stock for services                                     2,500
---- --- --- --- -------------------------------------------------------------- ----------------

Net cash used by operating activities
                                                                                       (530)
------------------------------------------------------------------------------- ----------------

Financing activities:
    Issuance of Common Stock                                                          1,100
---- -------------------------------------------------------------------------- ----------------

Net cash provided by financing activities                                             1,100
------------------------------------------------------------------------------- ----------------

Net increase in cash                                                                    570
------------------------------------------------------------------------------- ----------------

 Cash - April 30, 2000                                                          $       570
------------------------------------------------------------------------------- ----------------











                 See Accompanying Notes to Financial Statements
                                       F-4

POINT BLANK CONCEPTS, INC.
NOTES TO FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies:

Organization


Point  Blank  Concepts,   Inc.  (a  development  stage  company)  is  a  Florida
Corporation incorporated on February 15, 2000.

The Company conducts business from its headquarters in Palm Beach, FL. The Company has not yet engaged in its expected operations. The future operations will be to merge with or acquire an existing company.

The Company is in the development stage and has not yet acquired the necessary operating assets; nor has it begun any part of its proposed business. While the Company is negotiating with prospective personnel and potential customer distribution channels, there is no assurance that any benefit will result from such activities. The Company will not receive any operating revenues until the commencement of operations, but will continue to incur expenses until then.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a January 31 year-end.

Start - Up Costs

Start - up and organization costs are being expensed as incurred.

Loss Per Share

The computation of loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Interim Financial Statements

The April 30, 2000 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

Note B - Stockholders' Equity:

The Company has authorized 50,000,000 shares of $.0001 par value common stock. On February 15, 2000, the company authorized and issued 5,500,000 shares of restricted common stock to two investors for $1,100 in cash plus service valued at $2,500.

POINT BLANK CONCEPTS, INC.
NOTES TO FINANCIAL STATEMENTS


Note B - Stockholders' Equity (con't):

In addition, the Company authorized 10,000,000 shares of no par value preferred stock with the specific terms, conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock is issued and outstanding as of April 30, 2000.

Note C - Income Taxes:

The Company has a net operating loss carry forward of $3,030 that may be offset against future taxable income. If not used, the carry forward will expire in 2020.

The amount recorded as deferred tax assets, cumulative, as of April 30, 2000 is $500, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $500, as the Company has no history of profitable operations.

Note D - Going Concern:

As shown in the accompanying financial statements, the Company incurred a net loss of $3,030 from February 15, 2000 (date of inception) through April 30, 2000. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking a merger partner or an acquisition candidate to allow it to begin its planned operations.

Item 2. Management's Discussion and Analysis or Plan of Operation

         The Company is considered a development stage company with limited assets or capital, and with no operations or income. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Company have been paid for by a shareholder, specifically Thomas V. Flynn (see Item 4, Security Ownership of Certain Beneficial Owners and Management. Thomas V. Flynn is the controlling shareholder). Thomas V. Flynn has agreed to pay future costs associated with filing future reports under Exchange Act of 1934 if the Company is unable to do so. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its sole officer and director in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations, except for the express commitment of Thomas V. Flynn to fund required 34 Act filings. Repayment of any such funding will also be subject to such negotiations. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

         In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

          Management plans may but do not currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 34 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

Plan of Operation

         During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because the Company has limited funds, it may be necessary for the sole officer and director to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. The Company will not be make it a condition that the target company must repay funds advanced by its officers and directors. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

         The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is convinced that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

PART II

Item 1.           Legal Proceedings.

         The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities and Use of Proceeds

         None

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending April 30, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

 None

Item 6. Exhibits and Reports on Form 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:


Exhibit No.      Exhibit Name
-------------    -----------------------------------
3(i).1           Articles of Incorporation filed February 15, 2000(1)

3(ii).1          By-laws (1)

27       *       Financial Data Schedule
------------------------------
*    Filed herein

Item 2. Description of Exhibits

         See Item 1 above.

                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                     Point Blank, Inc.
                                     (Registrant)

Date: June 14, 2000                 BY:  /s/ Thomas V. Flynn
                                    -----------------------------------
                                     Thomas V. Flynn,  President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date               Signature                        Title
--------           ------------                     --------

June 14, 2000      BY:/s/ Thomas V. Flynn
                     ---------------------
                      Thomas V. Flynn              President, Secretary,
                                                   Treasurer, Director