Form 10QSB
period 2000-07-31
POINT BLANK CONCEPTS INC
filed 2000-09-14
CIK 1108310

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: July 31, 2000
Commission file no.:   0-29779


         Florida                                        65-0981248
------------------------------------               -----------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                         Identification No.)

354 Brazilian Avenue, #5
Palm Beach, Florida                                        33480
-------------------------------------              -----------------------
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

     As of July 31, 2000, there are 5,500,000 shares of voting stock of the registrant issued and outstanding.


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

Notes to Financial Statements                                         F-6

                               Dorra Shaw & Dugan
                          Certified Public Accountants




INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders
Point Blank Concepts, Inc.
Palm Beach, Florida


We have reviewed the accompanying balance sheet of Point Blank Concepts, Inc. (a Florida corporation and a development stage company) as of July 31, 2000, and the related statements of Operations and Deficit accumulated during the development stage, changes in stockholders' equity, and Cash Flows for the period February 15, 2000 (date of inception) to July 31, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Point Blank Concepts, Inc.

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



/s/ Dorra Dugan & Shaw
Certified Public Accountants
September ___, 2000




                          270 South County Road * Palm
                         Beach, FL 33480 Telephone (561)
                          822-9955 * Fax (561) 832-7580
                              Website: dsd-cpa.com
                                       F-1

POINT BLANK CONCEPTS, INC.
(A Development Stage Company)

BALANCE SHEET





July 31,                                                                                 2000
------------------------------------------------------------------------------  ---------------

ASSETS

Current Assets:
     Cash                                                                       $           25
---- -------------------------------------------------------------------------  ---------------

TOTAL CURRENT ASSETS                                                                        25
------------------------------------------------------------------------------  ---------------

                                                                                $           25
---- -------------------------------------------------------------------------  ---------------


LIABILITIES

Current Liabilities:
     Accrued expenses                                                           $            -
---- -------------------------------------------------------------------------  ---------------

TOTAL CURRENT LIABILITIES                                                                    -
------------------------------------------------------------------------------  ---------------

                                                                                             -
---- -------------------------------------------------------------------------  ---------------


STOCKHOLDERS' EQUITY

     Common stock - $.0001 par value - 50,000,000 shares authorized
           5,500,000 shares issued and outstanding                                         550
     Preferred stock - no par value - 10,000,000 shares authorized
           No shares issued and outstanding                                                  -
     Additional paid-in-capital                                                          3,050
     Deficit accumulated during the development stage                                   (3,575)
---- -------------------------------------------------------------------------  ---------------

TOTAL STOCKHOLDERS' EQUITY                                                                  25
------------------------------------------------------------------------------  ---------------

                                                                                $           25
---- -------------------------------------------------------------------------  ---------------



                 See Accompanying Notes to Financial Statements
                                       F-2

POINT BLANK CONCEPTS, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
                                           ACCUMULATED DURING THE
                                                DEVELOPMENT STAGE




For the period February 15, 2000 (date of inception) to July 31,                          2000
------------------------------------------------------------------------------  ----------------
Revenues                                                                        $             -
------------------------------------------------------------------------------  ----------------


Operating expenses:
                                                Professional fees $     3,500
                                                     Bank charges          75
                                                                                          3,575
--- --------------------------------------------------------------------------  ----------------

Loss before income taxes                                                                 (3,575)
Income  taxes                                                                                 -
------------------------------------------------------------------------------  ----------------

Net loss                                                                                 (3,575)
------------------------------------------------------------------------------  ----------------

Deficit accumulated during
                           the development stage - July 31, 2000                $        (3,575)
--- --------------------------------------------------------------------------  ----------------

Net loss per share                                                              $       (0.0006)
------------------------------------------------------------------------------  ----------------






                 See Accompanying Notes to Financial Statements
                                       F-3

POINT BLANK CONCEPTS,
INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY





For the period February 15, 2000 (date of inception) to July 31,                                                          2000
------------------------------------------------------------------------------- ------------------------------- ---------------
                                                                                  Additional
                                             Number of   Preferred    Common       Paid - In     Accumulated
                                                Shares     Stock       Stock        Capital        Deficit           Total
                                    ------------------ ----------- ------------- ------------- ------------------ --------------

Issuance of Common Stock:
                  February 15, 2000         5,500,000  $      -    $     550    $     3,050    $              -   $      3,600

Net Loss                                                      -            -              -              (3,575)        (3,575)

----------------------------------- ------------------ ----------- ------------- ------------- ------------------ ---------------

                                            5,500,000  $      -    $     550    $      3,050   $         (3,575)  $         25
--- ------------------------------- ------------------ ----------- ------------- ------------- ------------------ ---------------









                 See Accompanying Notes to Financial Statements
                                       F-4

POINT BLANK CONCEPTS, INC.
(A Development Stage Company)

Statement of Cash Flows





For the period February 15, 2000 (date of inception) to July 31,                          2000
------------------------------------------------------------------------------- ----------------

Operating Activities:
   Net loss                                                                     $    (3,575)
    Adjustments to reconcile net loss to net cash
                provided by operating activities:
                                     Increase in:
            Issuance of common stock for services                                     2,500
---- --- --- --- -------------------------------------------------------------- ----------------

Net cash used by operating activities
                                                                                     (1,075)
------------------------------------------------------------------------------- ----------------

Financing activities:
    Issuance of Common Stock                                                          1,100
---- -------------------------------------------------------------------------- ----------------

Net cash provided by financing activities                                             1,100
------------------------------------------------------------------------------- ----------------

Net increase in cash                                                                     25
------------------------------------------------------------------------------- ----------------

 Cash - April 30, 2000                                                          $        25
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

Interim Financial Statements

The July 31, 2000 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

Note B - Stockholders' Equity:

The Company has authorized 50,000,000 shares of $.0001 par value common stock. On February 15, 2000, the company authorized and issued 5,500,000 shares of restricted common stock to two investors for $1,100 in cash plus service valued at $2,500.

POINT BLANK CONCEPTS, INC.
NOTES TO FINANCIAL STATEMENTS


Note B - Stockholders' Equity (con't):

In addition, the Company authorized 10,000,000 shares of no par value preferred stock with the specific terms, conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock is issued and outstanding as of July 31, 2000.

Note C - Income Taxes:

The Company has a net operating loss carry forward of $3,575 that may be offset against future taxable income. If not used, the carry forward will expire in 2020.

The amount recorded as deferred tax assets, cumulative, as of July 31, 2000 is $700, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $700, as the Company has no history of profitable operations.

Note D - Going Concern:

As shown in the accompanying financial statements, the Company incurred a net loss of $3,575 from February 15, 2000 (date of inception) through July 31, 2000. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking a merger partner or an acquisition candidate to allow it to begin its planned operations.

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

           None

Item 3.                        Defaults in Senior Securities

           None

Item 4.              Submission of Matters to a Vote of Security Holders.

           No matter was submitted during the quarter ending July 31, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

                                 Point Blank, Inc.
                                 (Registrant)

Date: September 14, 2000       BY: /s/ Thomas V. Flynn
                               ------------------------------
                                 Thomas V. Flynn,  President

           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Date                         Signature               Title

September 14, 2000     BY: /s/ Thomas V. Flynn
                       ------------------------
                              Thomas V. Flynn         President, Secretary,
                                                      Treasurer, Director