Form 10QSB
period 2000-10-31
POINT BLANK CONCEPTS INC
filed 2000-12-14
CIK 1108310

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: October 31, 2000
Commission file no.:   0-29779

                           Point Blank Concepts, Inc.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                        65-0981248
------------------------------------               -----------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                         Identification No.)

354 Brazilian Avenue, #5
Palm Beach, Florida                                        33480
-------------------------------------              -----------------------
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

         As of October 31, 2000, there are 5,500,000 shares of voting stock of the registrant issued and outstanding.


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

Notes to Financial Statements                                            F-6

                               Dorra Shaw & Dugan
                          Certified Public Accountants




INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders
Point Blank Concepts, Inc.
Palm Beach, Florida


We have reviewed the accompanying balance sheet of Point Blank Concepts, Inc. (a Florida corporation and a development stage company) as of October 31, 2000, and the related statements of Operations and Deficit accumulated during the development stage, changes in stockholders' equity, and Cash Flows for the period February 15, 2000 (date of inception) to October 31, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Point Blank Concepts, Inc.

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



/s/ Dorra Dugan & Shaw
--------------------------------------
Certified Public Accountants
December 12, 2000




                     270 South County Road * Palm Beach, FL
               33480 Telephone (561) 822-9955 * Fax (561) 832-7580
                              Website: dsd-cpa.com
                                       F-1

POINT BLANK CONCEPTS, INC.
(A Development Stage Company)

BALANCE SHEET





October 31,                                                                 2000
----------------------------------------------------------------------- ---------------

ASSETS

Current Assets:
     Cash                                                               $           80
---- ------------------------------------------------------------------ ---------------

TOTAL CURRENT ASSETS                                                                80
----------------------------------------------------------------------- ---------------

                                                                        $           80
---- ------------------------------------------------------------------ ---------------


LIABILITIES

Current Liabilities:
     Accrued expenses                                                   $            -
---- ------------------------------------------------------------------ ---------------

TOTAL CURRENT LIABILITIES                                                            -
----------------------------------------------------------------------- ---------------

                                                                                     -
---- ------------------------------------------------------------------ ---------------


STOCKHOLDERS' EQUITY

     Common stock - $.0001 par value - 50,000,000 shares authorized
           5,500,000 shares issued and outstanding                                 550
     Preferred stock - no par value - 10,000,000 shares authorized
           No shares issued and outstanding                                          -
     Additional paid-in-capital                                                  3,150
     Deficit accumulated during the development stage                           (3,620)
---- ------------------------------------------------------------------ ---------------

TOTAL STOCKHOLDERS' EQUITY                                                          80
----------------------------------------------------------------------- ---------------

                                                                        $           80
---- ------------------------------------------------------------------ ---------------



                 See Accompanying Notes to Financial Statements
                                       F-2

POINT BLANK CONCEPTS, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
    ACCUMULATED DURING THE DEVELOPMENT STAGE


For the period February 15, 2000 (date of inception) to October 31,                        2000
------------------------------------------------------------------------------  ---------------
Revenues                                                                        $             -
---------------------------------------------------------------- -------------  ---------------


Operating expenses:
    Professional fees                                            $      3,500
    Bank charges                                                          120
                                                                                         3,620
--- ------------------------------------------------------------ -------------  ---------------

Loss before income taxes                                                                (3,620)
Income  taxes                                                                                -
---------------------------------------------------------------- -------------  ---------------

Net loss                                                                                (3,620)
---------------------------------------------------------------- -------------  ---------------

Deficit accumulated during
     the development stage - October 31, 2000                                   $       (3,620)
--- ------------------------------------------------------------ -------------  ---------------

Net loss per share                                                              $      (0.0006)
---------------------------------------------------------------- -------------  ---------------






                 See Accompanying Notes to Financial Statements
                                       F-3

POINT BLANK CONCEPTS,
INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY





For the period  February  15,  2000 (date of  inception)  to  October  31,  2000
--------------------------------------------------------------------------------------------------------------
                                                                      Additional
                                    Number of   Preferred    Common    Paid - In  Accumulated
                                       Shares     Stock       Stock     Capital     Deficit           Total
                                    --------- ----------- ---------- ----------- ----------------- -----------
Issuance of Common Stock:
    February 15, 2000               5,500,000 $      -    $      550 $   3,050   $           -     $    3,600
    September 21, 2000                                                     100                            100

----------------------------------- --------- ----------- ---------- ----------- ----------------- -----------
Net Loss                                             -             -         -          (3,620)        (3,620)
----------------------------------- --------- ----------- ---------- ----------- ----------------- -----------

                                    5,500,000 $      -     $     550 $   3,150   $      (3,620)    $       80
--- ------------------------------- --------- ----------- ---------- ----------- ----------------- -----------









                 See Accompanying Notes to Financial Statements

POINT BLANK CONCEPTS, INC.
(A Development Stage Company)

Statement of Cash Flows





For the period February 15, 2000 (date of inception) to October 31,    2000
-------------------------------------------------------------------   ----------
Operating Activities:
        Net loss                                                      $  (3,620)
     Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Increase in:
     Issuance of common stock for services                                2,500
-------------------------------------------------------------------   ----------

Net cash used by operating activities                                    (1,120)
-------------------------------------------------------------------   ----------

Financing activities:
     Issuance of Common Stock                                             1,200
-------------------------------------------------------------------   ----------

Net cash provided by financing activities                                 1,200
-------------------------------------------------------------------   ----------

Net increase in cash                                                         80
-------------------------------------------------------------------   ----------

 Cash - October 31, 2000                                              $      80
-------------------------------------------------------------------   ----------












                 See Accompanying Notes to Financial Statements
                                       F-5

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

Interim Financial Statements

The October 31, 2000 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

Note B - Stockholders' Equity:

The Company has authorized 50,000,000 shares of $.0001 par value common stock. On February 15, 2000, the company authorized and issued 5,500,000 shares of restricted common stock to two investors for $1,100 in cash plus service valued at $2,500. On September 21, 2000, the Company received $100 of additional paid-in capital.

Note B - Stockholders' Equity (con't):

In addition, the Company authorized 10,000,000 shares of no par value preferred stock with the specific terms, conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock is issued and outstanding as of October 31, 2000.

Note C - Income Taxes:

The Company has a net operating loss carry forward of $3,620 that may be offset against future taxable income. If not used, the carry forward will expire in 2020.

The amount recorded as deferred tax assets, cumulative, as of October 31, 2000 is $700, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $700, as the Company has no history of profitable operations.

Note D - Going Concern:

As shown in the accompanying financial statements, the Company incurred a net loss of $3,620 from February 15, 2000 (date of inception) through October 31, 2000. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking a merger partner or an acquisition candidate to allow it to begin its planned operations.

Item 2. Management's Discussion and Analysis or Plan of Operation

         The Company is considered a development stage company with limited assets or capital, and with no operations or income. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Company have been paid for by a shareholder, specifically Thomas V. Flynn. Thomas V. Flynn has agreed to pay future costs associated with filing future reports under Exchange Act of 1934 if the Company is unable to do so. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its sole officer and director in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations, except for the express commitment of Thomas V. Flynn to fund required 34 Act filings. Repayment of any such funding will also be subject to such negotiations. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

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

         The Company does not intend to use any employees, with the possible exception of part- time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is convinced that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

PART II

Item 1. Legal Proceedings.

         The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities and Use of Proceeds

         None

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending October 31, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Exhibit Name
-----------    -----------------------------------
3(i).1         Articles of Incorporation filed February 15, 2000(1)

3(ii).1        By-laws (1)

27        *    Financial Data Schedule
----------------

     *    Filed herein

Item 2. Description of Exhibits

         See Item 1 above.

                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                  Point Blank, Inc.
                                  (Registrant)

Date: December 14, 2000           BY: /s/ Thomas V. Flynn
                                  ------------------------
                                  Thomas V. Flynn,  President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Date                         Signature               Title

December 14, 2000      BY: /s/ Thomas V. Flynn
                       ------------------------
                              Thomas V. Flynn         President, Secretary,
                                                      Treasurer and Director